Form 10-Q
period 2008-03-31
IAC HOLDINGS INC
filed 2008-06-13
CIK 1349195

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                    -----------------------------------------

                                    Form 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2008

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

         For the transition period from            to
                                        ----------    ---------

                        Commission file number 000-25385
                        --------------------------------

                               IAC HOLDINGS, INC.
                               ------------------
                 (Name of small business issuer in its charter)

             Florida                                     22-3917571
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

                   136 East Colonial Drive, Orlando, FL 32801
                   ------------------------------------------
                    (Address of principal executive offices)


                                 (407-649-3899)
                                 --------------
                           (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company. (Check One):

Large accelerated filer  [  ]                    Accelerated filer  [  ]

Non-accelerated filer    [  ]                    Smaller reporting company  [X]
(Do not check if a smaller reporting company)


Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).   [ ] Yes     [X] No

The number of shares outstanding the issuer's common stock, par value $.0001 per share, was 7,000,000 as of June 3, 2008.

                                Table of Contents

PART I            FINANCIAL INFORMATION

  Item 1.     Financial Statements  ......................................... 1

  Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations..................................... 12

  Item 3.     Quantitative and Qualitative Disclosures About Market Risk.... 16

  Item 4T.    Controls and Procedures....................................... 16

PART II

  Item 5.     Other Information............................................. 17

  Item 6.     Exhibits ..................................................... 18

EXHIBIT INDEX............................................................... 18

Item 1.  Financial Statements

                               IAC Holdings, Inc.

                                    I N D E X
                                    ---------

                                                                        Page No.
                                                                        --------



Consolidated Balance Sheets as at March 31, 2008 (Unaudited).................. 2


Consolidated Statements of Operations for the Three Months Ended
March 31, 2008 and 2007 (Unaudited)........................................... 3


Consolidated Statements of Stockholders' Equity (Deficiency)
For the Year Ended December 31, 2007 and the Three Months Ended
March 31, 2008 (Unaudited).................................................... 4


Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2008 and 2007 (Unaudited)................ 5


Notes to Unaudited Consolidated Financial Statements.......................... 6

                         IAC HOLDINGS INC. & SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                     ------

                                                                        March 31,        December 31,
                                                                          2008               2007
                                                                          ----               ----
                                                                      (Unaudited)
Current Assets:
        Cash                                                           $  35,811           $186,959
        Accounts receivable-net of allowance of
           $81,237 and 27,189                                             74,988            108,755
        Notes & interest receivable                                       64,981                  -
        Prepaid expenses & notes receivable                                    -             14,872
                                                                       ---------           --------
           Total Current Assets                                          175,780            310,586
                                                                       ---------           --------

Property and equipment-net                                                72,031             78,292
                                                                       ---------           --------
           Total Assets                                                $ 247,811           $388,878
                                                                       =========           ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
        Accounts payable                                               $  18,531           $ 34,713
        Accrued expenses                                                  66,028             40,534
        Loan payable-related party                                         8,415              8,415
        Current portion of long-term debt                                 12,879             12,879
        Income taxes payable                                                   -             59,500
                                                                       ---------           --------
           Total Current Liabilities                                     105,853            156,041
                                                                       ---------           --------
Long-term Liabilities
        Long-term debt - less current
           portion above                                                  15,262             18,779
                                                                       ---------           --------
           Total Liabilities                                             121,115            174,820
                                                                       ---------           --------
Commitments and Contingencies                                                  -                  -
Stockholders' Equity:
        Common stock, $.0001 par value - authorized
           100,000,000 shares, outstanding 7,000,000 shares                  700                700
        Preferred Stock, $.0001 par value - authorized
           5,000,000 shares, none outstanding                                  -                  -
        Additional paid in capital                                       272,858             10,400
        Retained earnings (deficit)                                     (146,862)           202,958
                                                                       ---------           --------
           Total Stockholders' Equity                                    126,696            214,058
                                                                       ---------           --------
           Total Liabilities and Stockholders' Equity                  $ 247,811           $388,878
                                                                       =========           ========

See Notes to Unaudited Consolidated Financial Statements

                         IAC HOLDINGS INC. & SUBSIDIARY
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                   For the Three Months Ended
                                                                          March 31,
                                                                2008                     2007
                                                                ----                     ----
Net sales:
       Sales-net                                            $   207,917              $   151,504
                                                            -----------              -----------

Cost and expenses:
       Selling, general and administrative                      355,341                  169,596
                                                            -----------              -----------

Loss from operations                                           (147,424)                 (18,092)

Other income (expense):
       Interest income                                            1,275                        -
       Interest expense                                            (713)                    (896)
                                                            -----------              -----------
                                                                    562                     (896)
                                                            -----------              -----------

Loss before income taxes                                       (146,862)                 (18,988)

Income tax provision                                                  -                        -
                                                            -----------              -----------

Net loss                                                    $  (146,862)             $   (18,988)
                                                            ===========              ===========

Loss per common share-
 basic and diluted                                          $     (0.02)             $     (0.00)
                                                            ===========              ===========

Weighted average number of
 common shares outstanding-
 basic and diluted                                            7,000,000                7,000,000
                                                            ===========              ===========

See Notes to Unaudited Consolidated Financial Statements

                         IAC HOLDINGS INC. & SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                           PERIOD ENDED MARCH 31, 2008
                                   (UNAUDITED)

                                                                    Common Stock             Additional             Retained
                                              Total        No. of shares       Amount      Paid in capital     Earnings (deficit)
                                              -----        -------------      -------      ---------------    ------------------

Balance, January 1, 2007                   $ 122,091         7,000,000       $     700        $ 10,400             $ 110,991

   Net income                                 91,967                 -               -               -                91,967
                                           ---------        ----------       ---------        --------             ---------


Balance, December 31, 2007                   214,058         7,000,000             700          10,400               202,958

Reclassification of undistributed
    S-Corp earnings                                -                                           202,958              (202,958)

Reversal of income tax provision              59,500                 -               -          59,500                     -
                                           ---------        ----------       ---------        --------             ---------


Balance, January 1, 2008 - adjusted          273,558         7,000,000             700         272,858                     -

  Net loss                                  (146,862)                -               -               -              (146,862)
                                           ---------        ----------       ---------        --------             ---------


Balance, March 31, 2008                    $ 126,696        $7,000,000       $     700        $272,858             $(146,862)
                                           =========        ==========       =========        ========             =========

See Notes to Unaudited Consolidated Financial Statements

                         IAC HOLDINGS INC. & SUBSIDIARY
                            STATEMENTS OF CASH FLOWS

                                                                                        For the Three Months Ended
                                                                                                March 31,
                                                                                     2008                    2007
                                                                                     ----                    ----
Cash flows from operating activities:
        Net loss                                                                  $(146,862)               $(18,988)
     Adjustments to reconcile net cash
      provided by operating activities:
        Depreciation and amortization                                                 7,715                   9,587
     Changes in operating assets and
      liabilities:
        Decrease in accounts receivable                                              33,767                  20,283
        Increase in prepaid expenses                                                  4,872                       -
        Decrease (increase) in accounts payable and
           accrued expenses                                                           7,532                 (24,119)
                                                                                  ---------                --------

           Net cash used in operating activities                                    (92,976)                (13,237)
                                                                                  ---------                --------

Cash flows from investing activities:
        Cash paid for notes receivable                                              (53,706)                      -
        Purchase of property and equipment                                           (1,454)                 (4,998)
                                                                                  ---------                --------
           Net cash used in investing activities                                    (55,160)                 (4,998)
                                                                                  ---------                --------

Cash flows from financing activities:
        Proceeds from borrowings                                                          -                       -
        Repayments of debt                                                           (3,012)                 (1,650)
                                                                                  ---------                --------

           Net cash used in financing activities                                     (3,012)                 (1,650)
                                                                                  ---------                --------

Net decrease in cash                                                               (151,148)                (19,885)

Cash-beginning of period                                                            186,959                  72,930
                                                                                  ---------                --------

Cash-end of period                                                                $  35,811                $ 53,045
                                                                                  =========                ========

See Notes to Unaudited Consolidated Financial Statements

                               IAC Holdings, Inc.
              Notes to Unaudited Consolidated Financial Statements
                                 March 31, 2008




1.   DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization
     ------------

     IAC Holdings, Inc. ("IAC", the "Company", "we" or "us"), was incorporated under the laws of Florida in October, 2005, under the name Emerging Markets Holdings, Inc. Since we were incorporated, we have directed our efforts at identifying a business to acquire. We changed our name to our present name on January 29, 2008, following the acquisition, pursuant to a Share Exchange Agreement, dated October 31, 2007 ("Agreement"), of all of the outstanding shares of Injury & Accident Clinic, Inc., a corporation operating injury and accident clinics incorporated under the laws of Florida in 1998 (this subsidiary herein is referred to as "IAC Clinics").

     IAC Clinics, is a recognized leader in helping individuals who have been injured in automobile accidents or have experienced muscle injuries or spinal related problems. IAC Clinics originated in Tampa, Florida in 1998. In July of 2000, we opened our second office in Orlando, Florida. The Orlando office is now our headquarters and primary clinic. In July 2002, another office was opened in Pinellas Park, Florida. Our fourth office opened in Tampa in July 2007; we had closed our original Tampa office in 1999. We have turn-key methodologies for chiropractic treatment facilities.

     Basis of Presentation
     ---------------------

     As provided for in the Agreement, the stockholder of IAC Clinics received 3,800,000 shares of IAC common stock, of which 1,800,000 shares were transferred by existing stockholders and 2,000,000 shares were issued by the Company, or in the aggregate 54.28% of the outstanding stock after the acquisition, in exchange for all of the outstanding shares of IAC Clinics common stock they held. Immediately following the share exchange, IAC had a total of 7,000,000 shares of common stock issued and outstanding. Pursuant to the Agreement, IAC Clinics became a wholly-owned subsidiary of the Company, and the Company changed its name to IAC Holdings, Inc. For accounting purposes, the Agreement has been treated as a recapitalization of the Company as the acquirer. The financial statements show a retroactive restatement of IAC's historical stockholders' equity to reflect the equivalent number of shares of common stock issued in the acquisition.

SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation
     ---------------------------

     The Company's financial statements include the accounts of the Company and its wholly-owned subsidiary. All intercompany transactions and balances have been eliminated.

     Use of Estimates
     ----------------

     The preparation of the financial statements in conformity with accepted accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Examples include estimates of costs to complete performance contracts, income tax exposures and valuation allowances. Actual results could differ from those estimates.

     Revenue Recognition
     -------------------

     The Company recognizes revenue in accordance with the guidance contained in SEC Staff Bulletin No. 104, "Revenue Recognition in Financial Statements" ("SAB No. 104"). Revenue is recognized when services are performed. The Company

                               IAC Holdings, Inc.
              Notes to Unaudited Consolidated Financial Statements
                                 March 31, 2008

records revenue from third party insurance companies for the full amount of the services performed. Amounts billed to insurance companies that remain uncollected are pursued through legal action. The Company provides for allowances for estimated uncollected amounts as a reduction of gross revenue. The estimates are based on historical collection experience and a review of the current status of accounts receivable. For the three months ended March 31, 2008 and 2007, the Company recorded allowances of $227,173 and $37,876, respectively.

     Amounts billed to patients that remain unpaid for one year are written off as bad debt. Collection activities are more expensive and usually not productive due to patient's hardships, injuries, loss of job and or income etc. There was no bad debt expense for the three months ended March 31, 2008 and 2007, related to the patients not covered by insurance.

     Concentration of Credit Risk
     ----------------------------

     Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable.

     The Company's cash and cash equivalents are concentrated primarily in one bank in the United States. At times, such deposits could be in excess of insured limits. Management believes that the financial institution that holds the Company financial instrument is financially sound and, accordingly, minimal credit risk is believed to exist with respect t these financial instruments.

     The Company grants credit to customers based on an evaluation of the customer's financial condition, without requiring collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company controls its exposure to credit risk through credit approvals and monitoring procedures.

     Accounts Receivable
     -------------------

     The Company provides an allowance for doubtful receivables equal to the estimated uncollectible amounts. That estimate is based on historical collection experience and a review of the current status of each patient's accounts receivable. Allowances for the three months ended March 31, 2008 and 2007 were $81,237 and $27,189, respectively.

     Depreciation
     ------------

     Property and equipment is carried at cost. Depreciation is computed using the straight-line method at rates calculated to extinguish the assets cost over their estimated useful lives. For income tax purposes, depreciation is recorded using accelerated methods of cost recovery over statutory recovery periods.

     Income Taxes
     ------------

     Prior to January 1, 2008, the Company was an "S" Corporation and, accordingly, any income or losses would flow directly to the stockholders. The Company has recorded income taxes or a proforma basis as if the Company was a "C" Corporation as of January 1, 2006.

     Evaluation of Long-Lived Assets
     -------------------------------

     The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable in accordance with guidance in SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." If the carrying value of the long-lived asset exceeds the present value of the related estimated future cash flows, the asset would be adjusted to its fair value and an impairment loss would be charged to operations in the period identified.

                               IAC Holdings, Inc.
              Notes to Unaudited Consolidated Financial Statements
                                 March 31, 2008

     Earnings Per Share
     ------------------

     Basic earnings per common share is computed by dividing net earnings by the weighted average number of common shares outstanding during the specified period. Diluted earnings per common shares is computed by dividing net income by the weighted average number of common shares and potential common shares during the specified period. As for the three months ended March 31, 2008, there were no potentially diluted securities.


     Fair Value of Financial Instruments
     -----------------------------------

     For financial instruments including cash, accounts payable, and accrued expenses, it was assumed that the carrying amount approximated fair value because of the short maturities of such instruments.

New Financial Accounting Standards
----------------------------------


     In February 2007, the FASB issued SFAS No. 159 ("SFAS 159") "The Fair Value Option for Financial Assets and Financial Liabilities", providing companies with an option to report selected financial assets and liabilities at fair value. The Standard's objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. It also requires entities to display the fair value of those assets and liabilities for which the Company has chosen to use fair value on the face of the balance sheet. The adoption of SFAS 159 on January 1, 2008, did not impact the Company's consolidated financial statements.


     In December 2007, the FASB issued SFAS No. 141 (revised 2007) ("SFAS 141
(R)") "Business Combinations", which replaces SFAS 141 "Business Combinations". This Statement improves the relevance, completeness and representational faithfulness of the information provided in financial reports about the assets acquired and the liabilities assumed in a business combination. This Statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement. Under SFAS 141(R), acquisition-related costs, including restructuring costs, must be recognized separately for the acquisition and will generally be expensed as incurred. That replaces SFAS 141's cost- allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. SFAS 141 (R) shall be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual report period beginning on or after December 15, 2008. The Company will implement this Statement in 2009.


     In December 2007, the FASB issued SFAS No. 160 "Non-Controlling Interests in Consolidated Financial Statements - An Amendment of ARB NO. 51" ("SFAS 160"). SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of non-controlling interests (minority interest) as equity in the consolidated financial statements and separate for parent's equity. The amount of net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent's ownership in a subsidiary that does not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the non-controlling equity investment of the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interest of the parent and its non-controlling interest. SFAS 160 is effective for fiscal years, and interim periods other than fiscal years-, beginning on or after December 15,2008. The Company is currently evaluating the impact of the adoption of this Statement on it financial statements.

                               IAC Holdings, Inc.
              Notes to Unaudited Consolidated Financial Statements
                                 March 31, 2008

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an Amendment of FASB Statement 133" ("SFAS No. 161"), which provides new disclosure requirements for an entity's derivative and hedging activities. SFAS No. 161 is effective for periods beginning after November 15, 2008. The Company is currently evaluating the impact of adopting SFAS No. 161 on its consolidated financial position, cash flows and results of operations.


2.   PROPERTY, OFFICE and EQUIPMENT

                                                 March 31,          December 31,
                                                   2008                 2007
                                                   ----                 ----

Machinery and equipment                          $261,683             $261,077
Furniture and fixtures                             52,843               51,995
                                                 --------             --------
                                                  314,526              313,072
Less: accumulated depreciation                    242,495              234,780
                                                 --------             --------
                                                 $ 72,031             $ 78,292
                                                 ========             ========


     Depreciation expense for the three months ended March 31, 2008 and 2007 was $7,715 and $9,587, respectively.

3.   DEBT

     At March 31, 2008 and 2007, long-term debt consisted of the following:


                                                      March 31,     December 31,
                                                        2008           2007
                                                        ----           ----
Line of credit, interest at 19.08%, due on demand        $    829      $    829

Automobile loan, interest at 7.58% per anum,
  due September 29, 2010, monthly payment
  of $1,004.13                                             27,312        30,829
                                                         --------      --------
                                                           28,141        31,658

Less: current portion                                      12,879        12,879
                                                         --------      --------
                                                         $ 15,262      $ 18,779
                                                         ========      ========
Future minimum payments:
                                                        Year Ending December 31,
                                                        ------------------------
                                                             2008      $  9,362
                                                             2009        12,050
                                                             2010         6,729
                                                                       --------
                                                                       $ 28,141
                                                                       ========

     Interest expense for the three months ended March 31, 2008 and 2007 amounted to $713 and $896, respectively.

                               IAC Holdings, Inc.
              Notes to Unaudited Consolidated Financial Statements
                                 March 31, 2008

4.   STOCKHOLDERS' EQUITY

     (a) The Company is authorized to issue 100,000,000 shares of $.0001 par value common stock, of which 7,000,000 shares are outstanding and 5,000,000 shares of $.0001 par value preferred stock, no shares of which are outstanding. All the outstanding common stock is fully paid and non-assessable.

     (b) Prior to January 1, 2008, the Company was an "S" Corporation. On January 1, 2008, the Company reclassified its undistributed taxable income in the amount of $262,458 to additional paid in capital.

5.   RELATED PARTY TRANSACTIONS

     During 2007 and 2006, the Company borrowed $8,415 and $7,065 from a related party, Wolf Blitz Corporation, a stockholder of the Company. The note is due upon demand with interest at six percent (6%) per annum. Interest expense for the three months ended March 31, 2008 and 2007 amounted to $-0- and $55, respectively and is included in accrued expenses on the balance sheet.

6.   INCOME TAXES

     The Company adopted the provisions of Financial Interpretation No. 48, "Accounting for Uncertainty in Income Taxes", ("FIN 48") on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized no adjustment in the net liability for unrecognized income tax benefits.

7.   COMMITMENTS AND CONTINGENCIES

     Leases
     ------

     The Company conducts its operations from leased properties in Florida. Some of the leases require the Company to pay certain executive costs (such as insurance and maintenance).

     Future minimum lease payments for operating leases are approximately as follows:

                       December 31,            Amount
                       ------------            ------
                           2008              $ 53,015
                           2009                26,860
                                             --------
                                             $ 79,875
                                             ========

     Total rent expense was approximately $14,615 and $7,471 for the three months ended March 31, 2008 and 2007, respectively.

     Consultant
     ----------

     In July 2007, Injury & Accident Clinic entered into a one year consulting agreement with Alfa Investment Fund LLC ("Alfa Investment") which expires in July 2008. Alfa Investment will be compensated $25,000 in accordance with the signed consulting agreement. For the three months ended March 31, 2008, the Company recorded consulting expenses of $12,500. This agreement has been terminated.

                               IAC Holdings, Inc.
              Notes to Unaudited Consolidated Financial Statements
                                 March 31, 2008

8.   LEGAL PROCEEDINGS

     On November 2, 2007, the Company entered into an agreement with State Farm Insurance Agency ("State Farm") to settle a claim for services rendered in 2001, 2002 and 2003. The original claim was for $559,979. State Farm agreed to pay the Company $125,000 and pay legal fees incurred by the Company in the amount of $225,000. The Company received the settlement in 2007 and reflected the settlement in its consolidated financial statements for the year ending December 31, 2007.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and notes thereto and the other financial information included elsewhere in this report. Certain statements contained in this report, including, without limitation, statements containing the words "believes," "anticipates," "expects" and words of similar import, constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including our ability to create, sustain, manage or forecast our growth; our ability to attract and retain key personnel; changes in our business strategy or development plans; competition; business disruptions; adverse publicity; and international, national and local general economic and market conditions.


Overview
--------


We were incorporated in Florida in 2005 under the name Emerging Markets Holdings, Inc. Since we were incorporated, we have directed our efforts at identifying a business to acquire and more recently, until our acquisition, to consulting activities. We changed our name to our present name on January 29, 2008, following the acquisition, pursuant to a Share Exchange Agreement, dated October 31, 2007, of all of the outstanding shares of Injury & Accident Clinic Inc., a corporation operating injury and accident clinics incorporated under the laws of Florida in 1998.

Through our subsidiary, Injury & Accident Clinic, Inc., we now operate three injury and accident clinics in Florida providing chiropractic treatment and services. The clinics provide services to persons who have been injured in automobile accidents, as well as for other personal injuries and physical problems, including muscle injuries and related spinal problems.

Selected Financial Data
-----------------------

-------------------------------------------------------------------------------
                                                 Three Months Ended March 31
-------------------------------------------------------------------------------
                                                   2008               2007
-------------------------------------------------------------------------------
Statement of operations data:
-------------------------------------------------------------------------------
Net Sales                                       $ 207,917          $ 151,504
-------------------------------------------------------------------------------
Net Earnings (Loss)                             (146,862)           (18,988)
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
Balance sheet data:
-------------------------------------------------------------------------------
Total assets                                    $ 247,811
-------------------------------------------------------------------------------
Current Liabilities                               105,853
-------------------------------------------------------------------------------

Results of Operations
---------------------

THREE MONTHS ENDED MARCH 31, 2008 COMPARED TO THREE MONTHS ENDED MARCH 31, 2007.

Revenues

Net sales increased to $207,917 for the three months ended March 31, 2008, as compared with $151,504 to the comparable period in 2007. This decrease was primarily due to an increase in the number of new patients.

Prior to January 1, 2008, payments by personal injury protection insurance carriers were 80% of the generally accepted amount that any individual clinic billed. There was no set rate schedule for charges by clinics. Effective January 1, 2008, under new Florida legislation, treatments by health care providers are paid by personal injury protection insurance carriers at 80% of 200% of the 2007 Medicare fee schedule without regard to federal limitations imposed on the Medicare System. If any treatment is not covered under the Medicare fee schedule, payment will be governed by the workman compensation fee schedule. The new legislation has had an overall negative effect, estimated at approximately 50%, on payments to us by insurance carriers in the first quarter of 2008, as compared with what such payments would have been under the rules in effect prior to January 1, 2008.


Cost of Sales

Selling, general and administrative expense increased to $355,341 for the three months ended March 31, 2008 from $169,596 for the corresponding period in 2007. This increase was primarily due to in part to a higher level of compensation paid to our Chief Executive Officer in 2008.

We have entered into an agreement as of June 1, 2008, with Christine Nguyen, our Chief Executive Officer, providing for annual compensation for Ms. Nguyen of $280,000 per annum for each of the years 2008, 2009 and 2010.


Income from Operations.

We incurred a net loss of $(146,862) for the three months ended March 31, 2008, as compared with a net loss of $(18,988) for the corresponding period in 2007. The principal factor in the increased net loss for 2008 as compared with 2007 was the substantially higher level of selling, general and administrative expense in 2008.


Liquidity and Capital Resources
-------------------------------

As of March 31, 2008, the Company's current assets exceeded its current liabilities by $69,927. The Company has no material commitments for capital expenditures. The Company has no external sources of liquidity.

During the three months ended March 31, 2008, the Company used net cash of $53,706 for the purchase of notes receivable and $1,454 for the purchase of equipment, and repaid debt in the amount of $3,012, as compared the comparable period in 2007, where $4,998 was used for the purchase of equipment and $1,650 for the repayment of debt. The Company used $92,976 in its operating activities in the three month period ended March 31, 2008, as compared with $13,237 in the comparable period in 2007, for an overall net decrease in cash in 2008 of $151,148 as compared with a decrease of cash in 2007 of $19,885.


Off-Balance Sheet Arrangements
------------------------------

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Inflation
---------

It is the opinion of the Company that inflation has not had a material effect on its operations.

Critical Accounting Policies
----------------------------

The Securities and Exchange Commission recently issued "Financial Reporting Release No. 60 Cautionary Advice Regarding Disclosure About Critical Accounting Policies" ("FRR 60"), suggesting companies provide additional disclosures, discussion and commentary on those accounting policies considered most critical to its business and financial reporting requirements. FRR 60 considers an accounting policy to be critical if it is important to the Company's financial condition and results of operations, and requires significant judgment and estimates on the part of management in the application of the policy.

     Principles of Consolidation
     ---------------------------

     The Company's financial statements include the accounts of the Company and its wholly-owned subsidiary. All intercompany transactions and balances have been eliminated.

     Use of Estimates
     ----------------

     The preparation of the financial statements in conformity with accepted accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Examples include estimates of costs to complete performance contracts, income tax exposures and valuation allowances. Actual results could differ from those estimates.

     Revenue Recognition
     -------------------

     The Company recognizes revenue in accordance with the guidance contained in SEC Staff Bulletin No. 104, "Revenue Recognition in Financial Statements" ("SAB No. 104"). Revenue is recognized when services are performed. The Company records revenue from third party insurance companies for the full amount of the services performed. Amounts billed to insurance companies that remain uncollected are pursued through legal action. The Company provides for allowances for estimated uncollected amounts as a reduction of gross revenue. The estimates are based on historical collection experience and a review of the current status of accounts receivable. For the three months ended March 31, 2008 and 2007, the Company recorded allowances of $227,173 and $37,876, respectively.

     Amounts billed to patients that remain unpaid for one year are written off as bad debt. Collection activities are more expensive and usually not productive due to patient's hardships, injuries, loss of job and or income etc. There was no bad debt expense for the three months ended March 31, 2008 and 2007, related to the patients not covered by insurance.

     Concentration of Credit Risk
     ----------------------------

     Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable.

     The Company's cash and cash equivalents are concentrated primarily in one bank in the United States. At times, such deposits could be in excess of insured limits. Management believes that the financial institution that holds the Company financial instrument is financially sound and, accordingly, minimal credit risk is believed to exist with respect to these financial instruments.

     The Company grants credit to customers based on an evaluation of the customer's financial condition, without requiring collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company controls its exposure to credit risk through credit approvals and monitoring procedures.

     Accounts Receivable
     -------------------

     The Company provides an allowance for doubtful receivables equal to the estimated uncollectible amounts. That estimate is based on historical collection experience and a review of the current status of each patient's accounts receivable. Allowances for the three months ended March 31, 2008 and 2007 were $81,237 and $27,189, respectively.

     Depreciation
     ------------

     Property and equipment is carried at cost. Depreciation is computed using the straight-line method at rates calculated to extinguish the assets cost over their estimated useful lives. For income tax purposes, depreciation is recorded using accelerated methods of cost recovery over statutory recovery periods.

     Income Taxes
     ------------

     Prior to January 1, 2008, the Company was an "S" Corporation and, accordingly, any income or losses would flow directly to the stockholders. The Company has recorded income taxes or a proforma basis as if the Company was a "C" Corporation as of January 1, 2006.

     Evaluation of Long-Lived Assets
     -------------------------------

     The Company reviews property and equipment for impairment whenever events or changes in circumstances indicate the carrying value may not be recoverable in accordance with guidance in SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." If the carrying value of the long-lived asset exceeds the present value of the related estimated future cash flows, the asset would be adjusted to its fair value and an impairment loss would be charged to operations in the period identified.

     Earnings Per Share
     ------------------

     Basic earnings per common share is computed by dividing net earnings by the weighted average number of common shares outstanding during the specified period. Diluted earnings per common shares is computed by dividing net income by the weighted average number of common shares and potential common shares during the specified period. As for the three months ended March 31, 2008, there were no potentially diluted securities.

     Fair Value of Financial Instruments
     -----------------------------------

     For financial instruments including cash, accounts payable, and accrued expenses, it was assumed that the carrying amount approximated fair value because of the short maturities of such instruments.


New Financial Accounting Standards
----------------------------------

     In February 2007, the FASB issued SFAS No. 159 ("SFAS 159") "The Fair Value Option for Financial Assets and Financial Liabilities", providing companies with an option to report selected financial assets and liabilities at fair value. The Standard's objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. It also requires entities to display the fair value of those assets and liabilities for which the Company has chosen to use fair value on the face of the balance sheet. The adoption of SFAS 159 on January 1, 2008, did not impact the Company's consolidated financial statements.


     In December 2007, the FASB issued SFAS No. 141 (revised 2007) ("SFAS 141
(R)") "Business Combinations", which replaces SFAS 141 "Business Combinations". This Statement improves the relevance, completeness and representational faithfulness of the information provided in financial reports about the assets acquired and the liabilities assumed in a business combination. This Statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement. Under SFAS 141(R), acquisition-related costs, including restructuring costs, must be recognized separately for the acquisition and will generally be expensed as incurred. That replaces SFAS 141's cost- allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. SFAS 141 (R) shall be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual report period beginning on or after December 15, 2008. The Company will implement this Statement in 2009.


     In December 2007, the FASB issued SFAS No. 160 "Non-Controlling Interests in Consolidated Financial Statements - An Amendment of ARB NO. 51" ("SFAS 160"). SFAS 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of non-controlling interests (minority interest) as equity in the consolidated financial statements and separate for parent's equity. The amount of net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement. SFAS 160 clarifies that changes in a parent's ownership in a subsidiary that does not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the non-controlling equity investment of the deconsolidation date. SFAS 160 also includes expanded disclosure requirements regarding the interest of the parent and its non-controlling interest. SFAS 160 is effective for fiscal years, and interim periods other than fiscal years-, beginning on or after December 15,2008. The Company is currently evaluating the impact of the adoption of this Statement on it financial statements.


In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an Amendment of FASB Statement 133" ("SFAS No. 161"), which provides new disclosure requirements for an entity's derivative and hedging activities. SFAS No. 161 is effective for periods beginning after November 15, 2008. The Company is currently evaluating the impact of adopting SFAS No. 161 on its consolidated financial position, cash flows and results of operations.




ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Credit Risk - Our accounts receivables are subject, in the normal course of business, to collection risks.

Our revenues largely depend on payments from insurance companies for their policy holders' personal injuries. Insurance companies are usually billed immediately but it typically takes 30 - 45 days to get a reply regarding patients' benefits. Deductibles and the 20% co-payment are always billed but sometimes uncollected because claims for deductibles are difficult or uneconomic to collect in some cases, or are simply uncollectible.

Historically, collection efforts with a separate billing department have not been economically beneficial with a less than 5% success rate of collection on our cases where we have been unable to collect the deductible.

ITEM 4T. CONTROLS AND PROCEDURES.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosure. As of March 31, 2008, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and our Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective.





                           PART II--OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5. OTHER INFORMATION.

Election of Director and Appointment of Chief Financial Officer

On June 11, 2008, our Board of Directors elected Rosalia Kuhn as a director of the Company and also appointed Richard Lloyd Chief Financial Officer with responsibility for corporate financial reporting and authority over corporate disbursements and other financial transactions. Mr. Lloyd is a principal of Alfa Investment Fund LLC, and by reason of his appointment as Chief Financial Officer, the Consulting Agreement between the Company's subsidiary Injury & Accident Clinic Inc. and Alfa Investment Fund LLC was terminated effective June 10, 2008.

Mr. Lloyd's responsibilities as to our corporate financial reporting will commence with our financial statements for the second quarter of our 2008 fiscal year.

Mrs. Rosalia Kuhn, 45, is a resident of Germany and is presently the accounting and economic consultant for ZAO "Sibalk" a wholesale food company located in Omsk, Russia, with annual revenues over $50 million. She was an accountant for "Dvigatel Montaz" a commercial engine repair company with 180 employees in Omsk, Russia from 1984 until 1990. Then from 1990 until 1996 she was the chief accountant for EHP "Globa" a chain of retail food and supplies stores in Omsk, Russia. In 2006 through 2007 Mrs. Kuhn was the chief accountant for AIF Investment Consulting GmBH, a consulting company located in Paderborn, Germany. Mrs. Kuhn travels regularly to the United States, and throughout Europe, on business.

Mrs. Kuhn's education includes the Finance-Economy Stroi Bank College in Russia from 1982 through 1984, the Russian Finance Economy Institute from 1987 through 1992 and the Bielefeld Institute of management in Germany from 1996 until 1998. Her major areas of study were Certified Public Accountant courses, economics and business management. She speaks English and is fluent in Russian, German and Turkish.

Mr. Richard Lloyd, 29, is presently the CEO of Alfa Investment Fund which is a business consulting company located in Orlando, Florida. He has held this position since January 2006. From 2002 until 2004 he served in the United States Army. Mr. Lloyd's education includes attendance at the University of Maryland in 2004 and the University of Central Florida in 2006; he received his AA degree in Management Information Systems from Valencia College, Orlando, Florida in 2006. At Valencia College, his accompanying major areas of study were accounting and economics.

Employment Agreement With Our Chief Executive Officer

We have entered into an agreement as of June 1, 2008, with Christine Nguyen, our Chief Executive Officer, providing for annual compensation for Ms. Nguyen of $280,000 per annum for each of the years 2008, 2009 and 2010.


ITEM 6. EXHIBITS.

31 Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 302 of The Sarbanes Oxley Act of 2002.

32 Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.





                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  IAC HOLDINGS, INC.
                                       (Registrant)

                                   By: /s/  Christine Nguyen
                                       -----------------------------------------
                                       Christine Nguyen, Chief Executive Officer

Dated: June 13, 2008



EXHIBIT INDEX

--------------------------------------------------------------------------------
Exhibit Number                   Description
--------------------------------------------------------------------------------
     31 Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
--------------------------------------------------------------------------------
     32 Certification of Chief Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
          Section 906 of the Sarbanes-Oxley Oxley Act of 2002.
--------------------------------------------------------------------------------